Form 10-K
period 1997-12-31
SEQUOIA MORTGAGE FUNDING CORP
filed 1998-03-26
CIK 1033146

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                      COMMISSION FILE NUMBER: 333-22681-2

 SEQUOIA MORTGAGE FUNDING CORPORATION (AS SPONSOR OF THE SEQUOIA MORTGAGE TRUST
                                     2, THE
 ISSUER OF COLLATERALIZED MORTGAGE BONDS UNDER AN INDENTURE DATED AS OF OCTOBER
                                    1, 1997)

                      SEQUOIA MORTGAGE FUNDING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      91-1771827
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
       591 REDWOOD HIGHWAY, SUITE 3100                             94941
           MILL VALLEY, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (415) 389-7373
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT                 SECURITIES REGISTERED PURSUANT
         TO SECTION 12(b) OF THE ACT:                   TO SECTION 12(g) OF THE ACT:
                     NONE                                           NONE
               (TITLE OF CLASS)                               (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                 Not Applicable

================================================================================

                         SEQUOIA MORTGAGE TRUST 2 BONDS

                                     INDEX

                                                                         PAGE
                                                                         ----
PART I
ITEM 1.    BUSINESS....................................................   1
ITEM 2.    PROPERTIES..................................................   1
ITEM 3.    LEGAL PROCEEDINGS...........................................   1
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   1

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS.....................................................   1
ITEM 6.    SELECTED FINANCIAL DATA.....................................   1
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................   1
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   1
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................   1

PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   2
ITEM 11.   EXECUTIVE COMPENSATION......................................   2
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................   2
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   2

PART IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           8-K.........................................................   2
SIGNATURES.............................................................   3
INDEX TO EXHIBITS......................................................   4

                                     PART I

ITEM 1. BUSINESS

     Not Applicable.

ITEM 2. PROPERTIES

     Sequoia Mortgage Funding Corporation (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3. LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the bonds issued by Sequoia Mortgage Trust 2 ("Trust 2" or the "Issuer"), established pursuant to the Deposit Trust Agreement, dated October 1, 1997, by and between the Depositor and Wilmington Trust Company as owner trustee (the "Owner Trustee"); the Master Servicing Agreement, as amended, dated as of June 26, 1997, between Redwood Trust, Inc., as owner (the "Owner") and Merrill Lynch Credit Corporation as master servicer (the "Master Servicer"); the Depositor; the Issuer; the Owner Trustee; the Owner or the Master Servicer which relates to the bonds.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of the holders of beneficial interests in Trust 2 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the Depositor, there is no established public trading market for the Bonds issued under Trust 2.

     All of the Bonds issued by Trust 2 are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Bonds. Based on information obtained by the Trusts from DTC, as of December 31, 1997, there were fewer than 300 holders of the Bonds issued by Trust 2.

ITEM 6. SELECTED FINANCIAL DATA

     Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Depositor is a wholly-owned subsidiary of Redwood Trust, Inc., a Maryland corporation. Sequoia Mortgage Trust 2 is a Delaware statutory business trust wholly-owned by the Depositor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS:
        Not applicable.

     2. FINANCIAL STATEMENT SCHEDULES:
        Not applicable.

     3. EXHIBITS:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
99.1          Statement of Compliance of the Seller/Servicer of Trust 2
99.2          Annual Report of Independent Accountant with respect to the
              Seller/Servicer's overall servicing operations under Trust 2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By: SEQUOIA MORTGAGE FUNDING CORPORATION
                                       As Depositor

                                        By:     /s/ GEORGE E. BULL III

                                         ---------------------------------------
                                                   George E. Bull III
                                                  Chairman of the Board
                                               and Chief Executive Officer

Date: March 26, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Depositor and in the capacities and on the dates indicated: indicated:

                       SIGNATURE                                   POSITION                   DATE
                       ---------                                   --------                   ----

                 /s/ GEORGE E. BULL III                     Chairman of the Board,       March 26, 1998
--------------------------------------------------------           Director
                   George E. Bull III                        (Principal Executive
                                                                    Officer

                 /s/ DOUGLAS B. HANSEN*                       President, Director        March 26, 1998
--------------------------------------------------------
                   Douglas B. Hansen

                /s/ FREDERICK H. BORDEN*                      Secretary, Director        March 26, 1998
--------------------------------------------------------
                  Frederick H. Borden

                  /s/ VICKIE L. RATH*                        Treasurer, Assistant        March 26, 1998
--------------------------------------------------------           Secretary
                     Vickie L. Rath                          (Principal Accounting
                                                                   Officer)
                                                             (Principal Financial
                                                                   Officer)

                                                                   Director              March   , 1998
--------------------------------------------------------
                   John Connolly IV*

                                                                   Director              March   , 1998
--------------------------------------------------------
                    Craig Severance*

                               INDEX TO EXHIBITS

                                   ITEM 14(C)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
    99.1           Statement of Compliance of the Seller/Servicer of Trust 2...
    99.2           Annual Report of Independent Accountant with respect to the
                   Seller/Servicer's overall servicing operations under Trust
                   2...........................................................