Form 10-K
period 1997-12-31
SEQUOIA MORTGAGE FUNDING CORP
filed 1998-03-27
CIK 1033146

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

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------.

                      COMMISSION FILE NUMBER: 333-22681-1

 SEQUOIA MORTGAGE FUNDING CORPORATION (AS SPONSOR OF THE SEQUOIA MORTGAGE TRUST
                                     1, THE
 ISSUER OF COLLATERALIZED MORTGAGE BONDS UNDER AN INDENTURE DATED AS OF JUNE 1,
                                     1997)
                            ------------------------

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

      SECURITIES REGISTERED PURSUANT TO              SECURITIES REGISTERED PURSUANT TO
          SECTION 12(B) OF THE ACT:                      SECTION 12(G) OF THE ACT:
                     NONE                                           NONE
               (TITLE OF CLASS)                               (TITLE OF CLASS)

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

                                 Not Applicable

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                 Not Applicable

================================================================================

                         SEQUOIA MORTGAGE TRUST 1 BONDS

                                     INDEX

                                                                          PAGE
                                                                          ----
                                     PART I

  ITEM 1.   BUSINESS....................................................    1
  ITEM 2.   PROPERTIES..................................................    1
  ITEM 3.   LEGAL PROCEEDINGS...........................................    1
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    1

                                    PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS.....................................................    1
  ITEM 6.   SELECTED FINANCIAL DATA.....................................    1
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    1
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    1
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    1

                                    PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    2
  ITEM 11.  EXECUTIVE COMPENSATION......................................    2
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................    2
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    2

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
            8-K.........................................................    2
  SIGNATURES............................................................    3
  INDEX TO EXHIBITS.....................................................    4

                                     PART I

ITEM 1. BUSINESS

     Not Applicable.

ITEM 2. PROPERTIES

     Sequoia Mortgage Funding Corporation (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3. LEGAL PROCEEDINGS

     The Depositor is not aware of any material pending legal proceedings involving either the bonds issued by Sequoia Mortgage Trust 1 ("Trust 1"), established pursuant to the Deposit Trust Agreement, as amended, dated July 17, 1997, between the Depositor and Wilmington Trust Company, as owner trustee (the "Owner Trustee"); the Master Servicing Agreement, dated June 1, 1997, among First Union National Bank, as bond trustee (the "Bond Trustee"), Redwood Trust, Inc., as Manager, Trust 1, as issuer (the "Issuer"), and Norwest Bank Minnesota, N.A., as master servicer (the "Master Servicer"); the Depositor; the Owner Trustee; the Bond Trustee; the Manager; the Issuer or the Master Servicer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter has been submitted to a vote of the holders of beneficial interests in Trust 1 through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     To the best knowledge of the Depositor, there is no established public trading market for the Bonds issued under Trust 1.

     All of the Bonds issued by Trust 1 are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Bonds. Based on information obtained by the Trusts from DTC, as of December 31, 1997, there were fewer than 300 holders of the Bonds issued by Trust 1.

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

     Not Applicable.

ITEM 11. EXECUTIVE COMPENSATION

     Not Applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Depositor is a wholly-owned subsidiary of Redwood Trust, Inc., a Maryland corporation. Sequoia Mortgage Trust 1 is a Delaware statutory business trust wholly-owned by the Depositor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

        1. FINANCIAL STATEMENTS:

          Not applicable.

        2. FINANCIAL STATEMENT SCHEDULES:

          Not applicable.

        3. EXHIBITS:

           EXHIBIT NO.                            DESCRIPTION
           -----------                            -----------
              99.1*       Statement of Compliance of the Master Servicer of Trust 1.
              99.2*       Annual Report of Independent Accountant with respect to the
                          Master Servicer's overall servicing operations with respect to Trust
              99.3        Statement of Compliance of the Issuer under the Indenture
                          with respect to Trust 1.

---------------
* The document is not due to be delivered until 120 days after the year ended December 31, 1997. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the registrant.

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

                 /s/ DOUGLAS B. HANSEN                        President, Director        March 26, 1998
--------------------------------------------------------
                   Douglas B. Hansen

                /s/ FREDERICK H. BORDEN                       Secretary, Director        March 26, 1998
--------------------------------------------------------
                  Frederick H. Borden

                   /s/ VICKIE L. RATH                        Treasurer, Assistant        March 26, 1998
--------------------------------------------------------           Secretary
                     Vickie L. Rath                          (Principal Accounting
                                                                   Officer)
                                                             (Principal Financial
                                                                   Officer)

                                                                   Director              March   , 1998
--------------------------------------------------------
                    John Connolly IV

                                                                   Director              March   , 1998
--------------------------------------------------------
                    Craig Severance

                               INDEX TO EXHIBITS
                                   ITEM 14(C)

    EXHIBIT NO.                            DESCRIPTION
    -----------                            -----------
       99.1*       Statement of Compliance of the Master Servicer of Trust 1...

       99.2*       Annual Report of Independent Accountant with respect to the
                   Master Servicer's overall servicing operations with respect to Trust 1..................................................

       99.3        Statement of Compliance of the Issuer under the Indenture
                   with respect to Trust 1.....................................

---------------
* The document is not due to be delivered until 120 days after the year ended December 31, 1997. Such document will be filed with the Securities and Exchange Commission by amendment upon receipt by the registrant.