Form 10-K
period 2004-12-31
SEQUOIA MORTGAGE FUNDING CORP
filed 2005-03-31
CIK 1033146

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2004  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO _________.

COMMISSION FILE NUMBER:  333-22681

SEQUOIA MORTGAGE FUNDING CORPORATION (AS DEPOSITOR OF SEQUOIA MORTGAGE FUNDING COMPANY 2002-A, THE ISSUER OF COLLATERALIZED MBS FUNDING BONDS UNDER AN INDENTURE DATED AS OF APRIL 1, 2002)

                      SEQUOIA MORTGAGE FUNDING CORPORATION
             (Exact Name of registrant as specified in its charter)

            DELAWARE                                     91-1771827
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

           ONE BELVEDERE PLACE
                SUITE 320
             MILL VALLEY, CA                                            94941
(Address of principal executive offices)                              (Zip code)

                                 (415) 381-1765
              (Registrant's telephone number, including area code)

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

                                 NOT APPLICABLE

                      Documents incorporated by reference:

                                 NOT APPLICABLE

                      SEQUOIA MORTGAGE FUNDING CORPORATION
    SEQUOIA MORTGAGE FUNDING COMPANY 2002-A, COLLATERALIZED MBS FUNDING BONDS

                                      INDEX

                                                                            Page
                                                                            ----
PART I      .................................................................. 3
            ITEM 1   -  BUSINESS.............................................. 3
            ITEM 2   -  PROPERTIES............................................ 3
            ITEM 3   -  LEGAL PROCEEDINGS..................................... 3
            ITEM 4   -  SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS...................................... 3

PART II     .................................................................. 3
            ITEM 5   -  MARKET FOR REGISTRANT'S COMMON STOCK,
                        RELATED STOCKHOLDER MATTERS AND ISSUER
                        PURCHASES OF EQUITY SECURITIES........................ 3
            ITEM 6   -  SELECTED FINANCIAL DATA............................... 3
            ITEM 7   -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS............................................ 3
            ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK......................................3
            ITEM 8   -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........... 3
            ITEM 9   -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 3
            ITEM 9A  -  CONTROLS AND PROCEDURES............................... 3
            ITEM 9B  -  OTHER INFORMATION..................................... 4


PART III    .................................................................. 4
            ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF
                        THE REGISTRANT........................................ 4
            ITEM 11  -  EXECUTIVE COMPENSATION................................ 4
            ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                        OWNERS AND MANAGEMENT................................. 4
            ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........ 4

PART IV     .................................................................. 4
            ITEM 14  -  PRINCIPAL ACCOUNTING FEES AND SERVICES................ 4
            ITEM 15  -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K................................... 4

SIGNATURES  .................................................................. 5

CERTIFICATION ................................................................ 6

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.................................. 7

INDEX TO EXHIBITS ............................................................ 7

                                     PART I

ITEM 1 - BUSINESS

      Not Applicable.

ITEM 2 - PROPERTIES

      Sequoia Mortgage Funding Corporation (the "Depositor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 15.

ITEM 3 - LEGAL PROCEEDINGS

      The Depositor is not aware of any material pending legal proceedings involving either the Collateralized MBS Funding Bonds, the Sequoia Mortgage Funding Company 2002-A (the "Trust); the Servicing Agreements; the Indenture; the Trustee; the Depositor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      To the best knowledge of the Depositor, there is no established public trading market for the Bonds.

      The Bonds issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Bonds. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were four combined holders of the Class A-1 Bonds and the Class A-2 Bonds.

ITEM 6 - SELECTED FINANCIAL DATA

      Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Not Applicable.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

      Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Depositor and its accountants.

ITEM 9A - CONTROLS AND PROCEDURES

      Not Applicable.

ITEM 9B - OTHER INFORMATION

      Not Applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

      Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Depositor is a Delaware corporation and a wholly-owned subsidiary of Redwood Trust, Inc., a Maryland corporation. The Trust is a Delaware statutory trust wholly-owned by the Depositor.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Not Applicable.

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   The following documents are filed as part of this report:

            1.    Financial Statements:

                  Not applicable.

            2.    Financial Statement Schedules:

                  Not applicable.

            3.    Exhibits:

                  Exhibit No.   Description
                  -----------   -----------
                  31.1          Sarbanes-Oxley Certification.

                  99.1 Statement of Compliance of the Issuer pursuant to Section 3.10 of the Indenture.

      (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

            DATE OF REPORTS ON FORM 8-K   ITEMS REPORTED/FINANCIAL STATEMENTS FILED
            October 6, 2004               Trustee's Monthly Report for the September
                                          Distribution to Bondholders

            November 8, 2004              Trustee's Monthly Report for the October
                                          Distribution to Bondholders

            December 3, 2004              Trustee's Monthly Report for the November
                                          Distribution to Bondholders

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEQUOIA MORTGAGE FUNDING CORPORATION,

                                    By:    /s/ Harold F. Zagunis
                                       -----------------------------------------
                                    Name:  Harold F. Zagunis
                                    Title: Chief Financial Officer and Secretary

Date: March 31, 2005.

                                  CERTIFICATION

      I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Mortgage Funding Corporation, a Delaware corporation, hereby certify that:

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

      3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the indenture, for inclusion in these reports is included in these reports;

      4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the indenture, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

      5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the indenture, that is included in these reports.

Date: March 31, 2005

/s/ Harold F. Zagunis
----------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

      No annual report, proxy statement, proxy materials or otherwise were sent to Bondholders.

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.   Description
-----------   -----------
31.1          Sarbanes-Oxley Certification.

99.1 Statement of Compliance of the Issuer pursuant to Section 3.10 of the Indenture.